Form 10-Q
period 2008-03-31
Gold Star Tutoring Services, Inc.
filed 2008-06-09
CIK 1431528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                                               Commission file number: 000-53158
                                                                       ---------

                        Gold Star Tutoring Services, Inc.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

              Florida                                     26-1559146
              -------                                     ----------
(State/Jurisdiction of Incorporation)       (IRS Employer Identification number)

                      4111 NW 28th Way Boca Raton, FL 33434
                      -------------------------------------
                         (Address including Zip Code of
                          principal executive offices)

                                 (561) 715-8800
                                 --------------
                         (Registrant's telephone number)

                             www. goldstartutors.net
                             -----------------------
                         (Registrant's Internet Website)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, 80or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check One:

            Large accelerated filer [ ]            Accelerated filer: [ ]
            Non-accelerated filer [ ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                                    NUMBER OF SHARES OUTSTANDING
           -----                                    ----------------------------
Common Stock, $0.001 par value                      2,400,000 as of May 30, 2008

Documents Incorporated By Reference:
  Form 10-12g filed April 8, 2008

                        GOLD STAR TUTORING SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS                               3

Part  I - FINANCIAL INFORMATION

Item 1.   Financial Statements.                                               4

Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.                                13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.        14

Item 4.   Controls and Procedures.                                           14

Part  II- OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.       15

Item 3.   Defaults Upon Senior Securities.                                   15

Item 4.   Submission of Matters to a Vote of Security Holders.               15

Item 5.   Other Information.                                                 15

Item 6.   Exhibits.                                                          15

          Signatures

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Report") contains "forward-looking statements" that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management's beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as "may", "will", "should", "could", "would", "predicts", "potential", "continue", "expects", "anticipates", "future", "intends", "plans", "believes", "estimates" and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:
o        our ability to attract and retain additional management;
o        our growth strategies;
o        anticipated trends in our business;
o        our future results of operations;
o our financial position, business strategy and objectives for future operations;
o        our competition;
o the ability of management to formulate our goals and execute our business plans to attain the goals;
o general economic, technological, political and geopolitical factors that may negatively affect our business operations.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management's belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report.

In this Quarterly Report on Form 10-Q, the words "Company," "the Company," "us,", "we" and "our" refer to Gold Star Tutoring Services, Inc., a Florida corporation, unless the context requires otherwise. References herein to the "Securities Act" shall mean the "Securities Act of 1933, as amended"; references herein to the "Exchange Act" shall mean the "Securities Exchange Act of 1934, as amended".

Part  I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                                                            PAGE
                                                                            ----

         Unaudited Balance Sheet, as of March 31, 2008.                    F - 2

         Unaudited Statement of Operations
            for the three months ended March 31,
            2008 and for the period from December 10, 2007
            (inception) to March 31, 2008.                                 F - 3

         Unaudited Statement of Changes in Stockholders' Equity
            for the period from December 10, 2007 (inception)
            to March 31, 2008.                                             F - 4

         Unaudited Statement of Cash Flows
            for the three months ended March 31,
            2008 and for the period from December 10, 2007
            (inception) to March 31, 2008.                                 F - 5

         Unaudited Notes to Financial Statements.                          F - 6

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                 March 31, 2008

                                     ASSETS

Current Assets:

   Cash                                                                $ 37,469
                                                                       --------
   TOTAL CURRENT ASSETS                                                $ 37,469
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable                                                    $  4,835
                                                                       --------

   TOTAL CURRENT LIABILITIES                                           $  4,835
                                                                       --------

Stockholders' Equity:
   Preferred Stock - Series I, Convertible - $0.001 par value;
      Authorized 3,000,000 Shares, no shares issued and
        outstanding;                                                   $     --
   Preferred Stock, undesignated, No par value;
      Authorized 2,000,000 Shares, no shares issued and
          outstanding;                                                       --
   Common Stock, $0.001 par value;
      Authorized 60,000,000 Shares; Issued and Outstanding
        2,400,000 shares                                                  2,400
Additional Paid-In Capital                                               44,550
Deficit Accumulated During Development Stage                            (14,316)
                                                                       --------
     TOTAL STOCKHOLDERS' EQUITY                                        $ 32,634
                                                                       --------

   TOTAL LIABILITIES
        AND STOCKHOLDERS' EQUITY                                       $ 37,469
                                                                       ========

         The accompanying notes are an integral part of these unaudited financial statements.

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF OPERATIONS

                                                               CUMULATIVE
                                             THREE            PERIOD FROM
                                             MONTHS        DECEMBER 10, 2007
                                              ENDED           (INCEPTION)
                                         MARCH 31, 2008    TO MARCH 31, 2008
                                         --------------    -----------------

Revenues                                 $        --           $        --
                                         -----------           -----------

Expenses:
Consulting Fees                                   --                 1,800
Professional fees                             12,000                12,000
Office Expense/Express Mail                      282                   282
State Annual Filing Fee                          150                   150
Auto Expenses                                     49                    49
Promotion Expenses                                --                    35
                                         -----------           -----------

Total expenses                                12,481                14,316
                                         -----------           -----------
Net loss                                 $   (12,481)          $   (14,316)
                                         ===========           ===========


Net Loss per share-basic and diluted     $    (0.005)          $    (0.006)
                                         -----------           -----------
Weighted average number of shares
outstanding -basic and diluted             2,400,000             2,316,814

         The accompanying notes are an integral part of these unaudited financial statements

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH MARCH 31, 2008

                                                                                                              DEFICIT
                                                                                                            ACCUMULATED
                                               STOCK                          ADDITIONAL      DURING           TOTAL
                                  PREFERRED                COMMON              PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                               SHARES   AMOUNT       SHARES       AMOUNT       CAPITAL        STAGE           EQUITY
                               ------   ------     ---------    ---------     ----------    -----------     -------------
Common Stock
Issued for Services
At $0.001 per share                --       --     1,800,000    $   1,800            --      $      --       $   1,800

Common Stock
Sold for Cash
At $0.10 per share                 --       --       565,000          565     $  44,550             --          45,115

Common Stock
Gifted for future trading
At $0.001 per share                --       --        35,000           35            --             --              35

Net Loss                           --       --            --           --            --         (1,835)         (1,835)
                               ------   ------     ---------    ---------     ---------      ---------       ---------

Balance,
December 31. 2007                  --       --     2,400,000    $   2,400     $  44,550      $  (1,835)      $  45,115

Net Loss for Quarter
Ending
March 31, 2008                     --       --            --           --            --        (12,481)        (12,481)
                               ------   ------     ---------    ---------     ---------      ---------       ---------

Balance,
March 31, 2008
(Unaudited)                        --       --     2,400,000    $   2,400     $  44,550      $ (14,316)      $  32,634
                               ======   ======     =========    =========     =========      =========       =========

         The accompanying notes are an integral part of these unaudited financial statements.

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS

                                                                    CUMULATIVE
                                                   THREE            PERIOD FROM
                                                   MONTHS        DECEMBER 10, 2007
                                                    ENDED           (INCEPTION)
                                               MARCH 31, 2008    TO MARCH 31, 2008
                                               --------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $(12,481)          $(14,316)

Adjustments to reconcile net loss to
   net cash used in operating activities:

  Stock issued for consulting and
    promotion expenses                                   --              1,835

Changes in operating assets and liabilities:
Increase in accounts payable                          4,835              4,835
                                                   --------           --------

Net cash used in operating activities                (7,646)            (7,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common Stock                                  --             45,115
                                                   --------           --------
    Net cash provided by financing activities            --             45,115
                                                   --------           --------

Cash, beginning of period                            45,115                 --
                                                   --------           --------
Cash, end of period                                $ 37,469           $ 37,469
                                                   ========           ========

         The accompanying notes are an integral part of these unaudited financial statements.

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization.

Gold Star Tutoring Services, Inc. ("we", "us" or "our company") was incorporated in the State of Florida on December 10, 2007 primarily to engage in providing a wide range of tutoring services to underachieving students in the South Florida counties of Palm Beach, Broward and Miami-Dade.

Nature of Operations.

To date the Company has had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, and the filing of our Securities and Exchange Commission Registration Statement on Form 10-121G.

Ability to Continue as a Going Concern.

We are a development stage company with no revenue, limited operations and limited assets. There can be no assurance that upon implementing our business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

The Company raised working capital through the sale of Common shares to four individuals, in non-public transactions pursuant to Sections 4(2) of the Securities Act of 1933, as amended. Management is considering raising additional working capital through an initial public offering. In the event that, for any reason whatsoever a registered offering is not undertaken, the Company may seek additional private funding, through either equity or debt financing.

Interim Financial Statements.

The unaudited interim financial statements as of March 31, 2008 and for the three month period ended March 31, 2008 and the cumulative period from December 10, 2007 (inception) to March 31, 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's Form 10-12g for the period from December 10, 2007 (inception) to December 31, 2007 as filed with the SEC. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2007, the Company concluded that it is more likely than not that the Company will not realize any deferred tax assets arising from its net operating loss and has provided a valuation allowance against the entire balance.

Cash:  Concentration of Credit Risk.

We maintain our cash in a bank deposit account, which at times, may exceed federally insured limits.

Net Loss Per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and accounts payable, approximate their fair value because of their relatively short maturities.

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

Note 2. - Recent Accounting Pronouncements and Interpretations

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company's financial statements.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of SFAS 157 on its financial statements.

Note 3 - Provision For Income Taxes

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards will expire in 2027. The Company is taxable as a C Corporation under the Internal Revenue Service Code. Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                        MARCH 31, 2008
                                        --------------
         Total deferred tax asset          $ 4,000
         Valuation allowance                (4,000)
                                           -------
         Net deferred tax asset            $    --
                                           =======

                        GOLD STAR TUTORING SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

Note 4 - Related Party Transactions

From its inception through March 31, 2008, the Company operated from the residence of its control shareholders at no cost. There was no compensation paid to officers of the Company during the period covered by these financial statements. Effective May 1, 2008, the Board of Directors approved a Resolution to pay a monthly rent of $300 plus $100 for utilities and use of computer equipment, to the Company's principal shareholders and officers in consideration of the use of their residence for operations of the Company, including providing facilities for use in rendering tutoring services to clients. This arrangement is subject to cancellation without notice or penalty.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gold Star Tutoring Services, Inc., ("Gold Star", "GST", "We", "Our" or "the Company") was organized under the laws of the State of Florida on December 10, 2007; and is presently a developmental stage enterprise with no operating history.

We are in the initial stage of developing an educational instructional tutoring service- initially in Palm Beach County, Florida. We have reserved www.Goldstartutors.net for our Company website - to be used for advertising and promotional purposes as well as to offer specialized educational programs and instructional aids.

We currently have no employees, and are dependent solely upon the efforts, abilities, business generation capabilities and project execution of our two executive officers to conduct our business and generate revenues; if we lose the services of either or both of them it could severely affect our ability to fully develop our educational tutoring business.

Our plan is to offer individualized tutoring to students from pre-school through high school offering FCAT and SAT preparation. We expect to offer services to both the general and special education student populations. The company's services will be provided by highly trained and experienced teachers and former teachers who are trained, qualified and in some cases certified in the specific educational areas that are required by the students. Tutoring will be done from the company's office as well as our by staff and management making house calls to best meet the individual student's needs.

We have limited funding at the present time, and expect that future expansion of the services which we anticipate offering will require significant private and or public financing, in the form of debt and or equity capital. Pending attaining a sufficient level of working capital we expect to conduct operations on a small scale, i.e., with a minimal number of tutors available to provide basic tutoring services in our target market.

As a development stage entity, we have had no revenues since our inception. Management anticipates that minimal operating revenues may begin during our 2008 second quarter.

Our current plan of operation is to:
1. Seek additional private and or public working capital financing;
2. Develop our 12g "reporting" status to enhance our ability to raise working capital funding, and to attract and retain qualified tutors and other employees;
3. Develop our proprietary Internet website.
4. Develop our marketing plan to advertise and promote our tutoring services, among teaching professionals and our targeted client base.

We anticipate as our working capital position is enhanced that we will begin to conduct our tutoring operations from either a retail storefront Learning Center, or an office location in Palm Beach County, Florida. Whether we acquire an operating facility or create our own, we expect that it will be a modern and attractive technologically equipped atmosphere, which enables students to have a positive experience while augmenting their learning abilities.

We are evaluating the possibility of conducting a registered initial public offering of our common stock during 2008 or early in 2009. No assurances are intended that any private or public funding will be available to us, or if available that it would be available on terms favorable to us. Our failure to raise the required working capital funds will prevent us from effectuating the proposed marketing efforts, and may cause us to cease operations.

There are many individuals, firms, and other business entities, that are engaged in the private educational tutoring services business. Based upon available financing for advertising, marketing and promotion of services, the number of persons in management and other employees, combined with the experience of conducting a successful tutoring business we presently we are an insignificant entity in our chosen business and we expect that we shall remain so for the near future.

As a fully reporting company under the Exchange Act we are obligated to provide our shareholders with audited annual reports on Form 10-K and unaudited reviewed quarterly statements on Form 10-Q. As soon as our website it operating we intend to make all reports filed by us available at www.Goldstartutors.net; as well as on the SEC's website (www.sec.gov); and such reports will be available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not invest, either for trading or any other purpose, in market risk sensitive instruments of any kind.

Item 4.  Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that our disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

Part  II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We have no legal proceedings pending by or against us; nor do we know of any contemplated actions against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During this Report period we did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

We have no outstanding senior securities and therefore have no such securities in default.

Item 4.  Submission of Matters to a Vote of Security Holders.

During this Report period we did not have any matters that required a vote of our security holders.

Item 5.  Other Information.

We filed our initial Form 10-12g with the Securities and Exchange Commission on April 8, 2008. Subsequently our legal counsel was advised by the SEC that they had no comments and that our filing would become effective as provided by statute on the 60th day from the filing date.

Item 6.  Exhibits.

EXHIBIT   DESCRIPTION
-------   -----------

31.01 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.02 Certification of the Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of the Treasurer pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated, June 9, 2008

                        GOLD STAR TUTORING SERVICES, INC.-Registrant
                        --------------------------------------------



                       By:  /s/ Mindy Kline
                            ----------------------
                            Mindy Kline, President
                            Chief Executive Officer





                       By:  /s/ Robert Kline
                            -----------------------------------------
                            Robert M. Kline, Secretary and Treasurer,
                            Chief Financial Officer
                            Principal Accounting Officer