Form 10-Q
period 2008-06-30
Gold Star Tutoring Services, Inc.
filed 2008-08-07
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2008

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the  transition period from _______ to _________

Commission file number: 000-53158

GOLD STAR TUTORING SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-1559146 (I.R.S. Employer Identification No.)

4111 NW 28th Way, Boca Raton, Florida (Address of principal executive offices)	33434 (Zip Code)

561-715-8800

 (Registrant’s telephone number)

www.goldstartutors.net

(Registrant’s website address)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer [ ]	Accelerated filer: [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

[  ]  Yes                                                [X]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	2,400,000 as of July 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE:  Form 10-12g filed on April 8, 2008

Gold Star Tutoring Services, Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

our ability to attract and retain additional management;

•

our growth strategies;

•

anticipated trends in our business;

•

our future results of operations;

•

our financial position, business strategy and objectives for future operations;

•

our competition;

•

the ability of management to formulate our goals and execute our business plans to attain the goals;

•

general economic, technological, political and geopolitical factors that may negatively affect our business operations.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the heading  ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, and elsewhere in this report.

In this Quarterly Report on Form 10-Q, the words “Company,” “the Company,” “us,”, “we” and “our” refer to Gold Star Tutoring Services, Inc., a Florida corporation, unless the context requires otherwise. References herein to the “Securities Act” shall mean the “Securities Act of 1933, as amended”; references herein to the “Exchange Act” shall mean the “Securities Exchange Act of 1934, as amended”.

.

Part I   - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TABLE OF CONTENTS

Page

Balance Sheets, as of June 30, 2008 (Unaudited) and December 31, 2007	F – 2

Unaudited Statements of Operations for the three and six months ended June 30, 2008 and for the period from December 10, 2007 (inception) to June 30, 2008.	F – 3

Unaudited Statement of Changes in Stockholders’ Equity for the period from December 10, 2007 (inception) to June 30, 2008.	F – 4

Unaudited Statements of Cash Flows for the six months ended June 30, 2008 (Unaudited) and for the period from December 10, 2007 (inception) to June 30, 2008.	F – 5

Notes to Financial Statements	F-6-F-10

GOLD STAR TUTORING SERVICES, NC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$31,404	$45,115
TOTAL CURRENT ASSETS	$31,404	$45,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,000	$–
TOTAL CURRENT LIABILITIES	2,000	–

Stockholders' Equity:
Preferred Stock -Series I, Convertible -$0.001 par value; Authorized 3,000,000 Shares; no shares issued and outstanding;	–	–
Preferred Stock - undesignated, No par value; Authorized 2,000,000 Shares; no shares issued and outstanding;	–	–
Common Stock, $0.001 par value; Authorized 60,000,000 Shares; issued and outstanding 2,400,000 shares	2,400	2,400
Additional Paid-In Capital	44,550	44,550
Deficit Accumulated During Development Stage	(17,546)	(1,835)
TOTAL STOCKHOLDERS' EQUITY	29,404	45,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,404	$45,115

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, NC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Cumulative Period from December 10, 2007 (inception) To June 30, 2008

Revenues	$850	$850	$850

Expenses:
General and Administrative	4,080	16,561	18,396

Total expenses	4,080	16,561	18,396

Net loss	$(3,230)	$(15,711)	$(17,546)

Net loss per share-basic and diluted	$(0.0013)	$(0.0065)

Weighted average number of shares outstanding - basic and diluted	2,400,000	2,400,000

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, NC.

(A Development Stage Company)

 UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2008

			Stock			Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’
	Preferred			Common
	Shares	Amount		Shares	Amount	Capital	Stage	Equity
Common Stock issued for Services at $0.001 per share	--	$--		1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at $0.10 per share	--	--		565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--		35,000	35	--	--	35
Net loss	--	--		--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--		2,400,000	2,400	44,550	(1,835)	45,115

Net Loss for the Six Months ended June 30, 2008	--	--		--	--	--	(15,711)	(15,711)
Balance – June 30, 2008	--	$--		2,400,000	$2,400	$44,550	$(17,546)	$29.404

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, NC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008	Cumulative Period from December 31, 2007 (inception) To June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,711)	$(17,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting and promotion expenses	-	1,835
Changes in operating assets and liabilities:
Increase in accounts payable	2,000	2,000

Net cash used in operating activities	(13,711)	(13,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	45,115

Net cash provided by financing activities	-	45,115

Net (decrease) increase in cash	(13,711)	31,404

Cash, beginning of period	45,115	-
Cash, end of period	$31,404	$31,404

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization.

Gold Star Tutoring Services, Inc. ("we", "us" or "our company") was incorporated in the State of Florida on December 10, 2007 primarily to engage in providing a wide range of tutoring services to underachieving students in the South Florida counties of Palm Beach, Broward and Miami-Dade.

Nature of Operations.

.

During the three months ending June 30, 2008 the Company began tutoring a minimal number of children while we refine our business plan to take into account the current economic conditions. From our inception we have otherwise had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, and the filing of our Securities and Exchange Commission Registration Statement on Form 10-121G.

Ability to Continue as a Going Concern.

We are a development stage company with minimal revenue, limited operations and limited assets.  There can be no assurance that upon implementing our business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about our ability to continue as a going  concern.

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

JUNE 30, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements.

The unaudited interim financial statements as of June 30, 2008, for the three and six months ended June 30, 2008 and the cumulative period from December 10, 2007 (inception) to June 30, 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the Company’s SEC filed Form 10-12g for the period from December 10, 2007 (inception) to December 31, 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

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

JUNE 30, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Cash:  Concentration of Credit Risk

We maintain our cash in a bank deposit account, which is federally insured.

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

Note 2. - Recent  Accounting  Pronouncements  and  Interpretations

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No.159 also applies to eligible items existing at November 15, 2008 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company's financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Note 2. - Recent  Accounting Pronouncements  and  Interpretations. (continued)

FASB Statement of Financial  Accounting  Standards (SFAS) No. 157, Fair Value Measurements,  issued  in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some  instances, expands  on  the  guidance  for  implementing fair value measurements,  and  increases  the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting  pronouncements requiring or permitting fair value  measurements, except for: SFAS No. 123 (R), share-based payment and related  pronouncements,  the  practicability exceptions to fair value determinations  allowed by various other authoritative pronouncements, and AICPA Statements of Position  97-2  and  98-9  that deal with software  revenue recognition.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, In February 2008 the FASB issued Staff Position 157-2 which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of SFAS 157 on its financial statements.

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

Utilization of some  of the net operating loss carryforwards may be subject to substantial  annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may  result  in  the  expiration  of  net  operating loss carryforwards before utilization. The net operating loss carryforwards will expire in 2027. The Company is taxable as a C Corporation under the Internal Revenue Service Code. Significant components of the Company’s deferred tax assets and liabilities for federal and state tax purposes are as follows:

June 30, 2008
Total deferred tax asset	$6,000
Valuation allowance	(6,000)
Net deferred tax asset	$-

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Note  4  -  Related  Party  Transactions.

From its inception through April 30, 2008, the Company operated from the residence of its controlling shareholders at no cost. There was no compensation paid to officers of the Company during the period covered by these financial statements. Effective May 1, 2008, the Board of Directors approved a Resolution to pay a monthly rent of $300 plus $100 for utilities and use of computer equipment, to the Company’s principal shareholders and officers in consideration of the use of their residence for operations of the Company, including providing facilities for use in rendering tutoring services to clients. This arrangement is subject to cancellation without notice or penalty. Beginning in June, 2008, Mindy Kline, our President provided all of the tutoring services rendered by the Company, in exchange for expense reimbursement. We anticipate that at some point in time, she will receive monetary compensation for her future services when rendered, as the Board of Directors shall determine.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results Operations.

Gold Star Tutoring Services, Inc., (“Gold Star”, "GST", "We", "Our" or “the Company") was organized under the laws of the State of Florida on December 10, 2007; and is presently a developmental stage enterprise with no operating history.

We are in the initial stage of developing an educational instructional tutoring service- initially in Palm Beach County, Florida. We have reserved www.goldstartutors.net for our Company website to be used for advertising and promotional purposes as well as to offer specialized educational programs and instructional aids.

We currently have no employees, and are dependent solely upon the efforts, abilities, business generation capabilities and project execution of our two executive officers to conduct our business and generate revenues; if we lose the services of either or both of them it could severely affect our ability to fully develop our educational tutoring business.

Our plan is to offer individualized tutoring to students from pre-school through high school offering FCAT  and SAT preparation. We expect to offer services to both the general and special education student populations. The company’s services will be provided by highly trained and experienced teachers and former teachers who are trained, qualified and in some cases certified in the specific educational areas that are required by the students. Tutoring will be done from the company’s office as well as our by staff and management making house calls to best meet the individual student’s needs.

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

As a development stage entity, we have had minimal revenues since our inception. As we anticipated we received minimal operating revenues during this report period.

Our plan of operation has been to:

1.

Seek additional private and or public working capital financing;

2.

Develop our 12g “reporting” status to enhance our ability to raise working capital funding, and to attract and retain qualified tutors and other employees;

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

Taking into account the current economic and market conditions we continue to evaluate the likelihood of our conducting a registered initial public offering of our common stock during 2008 or early in 2009. No assurances are intended that any private or public funding will be available to us, or if available that it would be available on terms favorable to us. Our inability to raise the required working capital funds will prevent us from effectuating the proposed marketing efforts, and may cause us to cease operations.

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

Item 4.

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance  level  to ensure that information required to be disclosed  by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are no legal proceedings pending by or against us; nor do we know of any contemplated actions.

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

Item 5.

Other Information.

We became a fully reporting company under the Securities Exchange Act in June 2008, pursuant to our voluntarily filing of SEC Form 10-12g in April 2008. Thereby obligating the Company to timely file quarterly (Form 10-Q) and annual reports (Form 10-K).

Item 6.

Exhibits.

Exhibit

Description

31.01

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of theSecurities Exchange Act of 1934.

31.02

Certification of the Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of the Treasurer pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Gold Star Tutoring Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

GOLD STAR TUTORING SERVICES, INC.

Date: August 7, 2008	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Mindy Kline	Chief Executive Officer	August 7, 2008
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	August 7, 2008
Robert M. Kline	Principal Accounting and Chief Financial Officer