Form 10-Q
period 2008-09-30
Gold Star Tutoring Services, Inc.
filed 2008-10-30
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2008.

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

[  ]  Yes                                                [X]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	2,400,000 as of October 1, 2008

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

Part I   - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TABLE OF CONTENTS

Page

Balance Sheets, as of September 30, 2008 (Unaudited) and December 31, 2007(Audited)	F – 2

Unaudited Statements of Operations for the three and nine months ended September 30, 2008 and for the period from December 10, 2007 (inception) to September 30, 2008.	F – 3

Unaudited Statement of Changes in Stockholders’ Equity for the period from December 10, 2007 (inception) to September 30, 2008.	F – 4

Unaudited Statements of Cash Flows for the nine months ended September 30, 2008 and for the period from December 10, 2007 (inception) to September 30, 2008.	F – 5

Notes to Financial Statements	F-6-F-10

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$26,464	$45,115
TOTAL CURRENT ASSETS	$26,464	$45,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,735	$–
TOTAL CURRENT LIABILITIES	2,735	–

Stockholders' Equity:
Preferred Stock -Series I, Convertible -$0.001 par value; Authorized 3,000,000 Shares; no shares issued and outstanding;	–	–
Preferred Stock - undesignated, No par value; Authorized 2,000,000 Shares; no shares issued and outstanding;	–	–
Common Stock, $0.001 par value; Authorized 60,000,000 Shares; issued and outstanding 2,400,000 shares	2,400	2,400
Additional Paid-In Capital	44,550	44,550
Deficit Accumulated During Development Stage	(23,221)	(1,835)
TOTAL STOCKHOLDERS' EQUITY	23,729	45,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,464	$45,115

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Cumulative Period from December 10, 2007 (inception) To September 30, 2008

Revenues	$1,870	$2,720	$2,720

Expenses:
General and Administrative	7,545	24,106	25,941

Total expenses	7,545	24,106	25,941

Net loss	$(5,675)	$(21,386)	$(23,221)

Net loss per share-basic and diluted	$(0.0023)	$(0.0089)

Weighted average number of shares outstanding - basic and diluted	2,400,000	2,400,000

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	Stock				Additional	Deficit Accumulated During	Total
	Preferred		Common		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common Stock issued for Services at $0.001 per share	--	$--	1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at $0.10 per share	--	--	565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--	35,000	35	--	--	35
Net loss	--	--	--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--	2,400,000	2,400	44,550	(1,835)	45,115
Net Loss for the Nine Months ended September 30, 2008	--	--	--	--	--	(21,386)	(21,386)

Balance – September 30, 2008	--	$--	2,400,000	$2,400	$44,550	$(23,221)	$23,729

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008	Cumulative Period from December 10, 2007 (inception) To September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,386)	$(23,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting and promotion expenses	-	1,835
Changes in operating assets and liabilities:
Increase in accounts payable	2,735	2,735

Net cash used in operating activities	(18,651)	(18,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	45,115

Net cash provided by financing activities	-	45,115

Net (decrease) increase in cash	(18,651)	(26,464)

Cash, beginning of period	45,115	-

Cash, end of period	$26,464	$26,464

The accompanying notes are an integral part of these unaudited financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization.

Gold Star Tutoring Services, INC. ("we", "us" or "our company") was incorporated in the State of Florida on December 10, 2007 primarily to engage in providing a wide range of tutoring services to underachieving students in the South Florida counties of Palm Beach, Broward and Miami-Dade.

Nature of Operations.

.

During the three months ending September 30, 2008 the Company continued the tutoring services of its President we started providing in June 2008; we are refining our business plan taking into account the current economic conditions. From our inception we have otherwise had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, and the filing on April 8, 2008 with the SEC of our Registration Statement on Form 10-12g.

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

The Company raised its initial working capital through the sale of Common shares to four individuals, in non-public transactions pursuant to Sections 4(2) of the Securities Act of 1933, as amended. Management is considering raising additional working capital through an initial public offering. In the event that, for any reason whatsoever a registered offering is not undertaken, the Company may seek additional private funding, through either equity or debt financing.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements.

The unaudited interim financial statements as of September 30, 2008, for the three and nine months ended September 30, 2008 and the cumulative period from December 10, 2007 (inception) to September 30, 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the Company’s Form 10-12g. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

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

SEPTEMBER 30, 2008

  (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Income Taxes - (continued)

Effective March 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.

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

SEPTEMBER 30, 2008

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

September 30, 2008
Total deferred tax asset	$8,000
Valuation allowance	(8,000)
Net deferred tax asset	$-0-

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (UNAUDITED)

Note  4  -  Related  Party  Transactions.

From its inception through April 30, 2008, the Company operated from the residence of its controlling shareholders at no cost. There was no compensation paid to officers of the Company during the period covered by these financial statements. Effective May 1, 2008, the Board of Directors approved a Resolution to pay a monthly rent of $300 plus $100 for utilities and use of computer equipment, to the Company’s principal shareholders and officers in consideration of the use of their residence for operations of the Company, including providing facilities for use in rendering tutoring services to clients. This arrangement is subject to cancellation without notice or penalty. Currently Mindy Kline, our President provided all of the tutoring services rendered by the Company, in exchange for expense reimbursement. We anticipate that at some point in time, she will receive monetary compensation for her future services when rendered, as the Board of Directors shall determine.

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

.

GOLD STAR TUTORING SERVICES, INC.

Date: October 29, 2008	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, INC. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Mindy Kline	Chief Executive Officer	October 29, 2008
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	October 29, 2008
Robert M. Kline	Principal Accounting and Chief Financial Officer