Form 10-Q/A
period 2008-09-30
Gold Star Tutoring Services, Inc.
filed 2008-10-30
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10Q/A for the period ended September 30, 2008 is filed solely for the purpose of correcting page numbering within the document so that they accurately correlate with each of the Table of Contents.

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