Form 10-Q/A
period 2008-09-30
Gold Star Tutoring Services, Inc.
filed 2009-03-10
CIK 1431528

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

[X]  Yes                                                [ ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	2,400,000 as of October 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE:  Form 10-12g filed on April 8, 2008

Gold Star Tutoring Services, INC.

2

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

3

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

14

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