Form 10-K
period 2008-12-31
Gold Star Tutoring Services, Inc.
filed 2009-03-26
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-53158

GOLD STAR TUTORING SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-1559146 (I.R.S. Employer Identification No.)

4111 NW 28th Way, Boca Raton, Florida (Address of principal executive offices)	33434 (Zip Code)

561-715-8800

 (Registrant’s telephone number)

Securities Registered Pursuant to Section 12 (g) of the Act:	Exchange(s) on which registered:
Common Stock, par value $0.001	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes    [ X ]  No

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or 15(d) of the Exchange Act.

[  ]   Yes   [ X ]  No

Note - Checking the above box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [ X ]  Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [ X ]  Yes   [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer [ ]	Accelerated filer: [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined in

Rule 12b-2 of the Exchange Act:

[X]  Yes                                                [  ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The Registrant’s Common shares do not trade in the public market place. The Registrant made the last and only private sales to investors in December 2007 at the average price of $0.10 per share. Using that valuation the 600,000 Common shares owned by non-affiliates would be valued in the aggregate at $60,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	2,400,000 as of February 15, 2009

DOCUMENTS INCORPORATED BY REFERENCE: S-1 Registration Statement and Offering Prospectus, effective November 20, 2008 (SEC File#000-155160).

Gold Star Tutoring Services, INC.

TABLE OF CONTENTS

		Page

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS		4

Part I -

Item 1.	Business	5
Item 1A	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	15

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accounting Fees and Services	16

Part IV

Item 15.	Exhibits, Financial Statement Schedules	17
	Signatures	18

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial Items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

In this Annual Report on Form 10-K the words “Company,” “the Company,” “us”, “we” and “our” refer to Gold Star Tutoring Services, Inc., a Florida corporation, unless the context requires otherwise. References herein to the “Securities Act” shall mean the “Securities Act of 1933, as amended”; references herein to the “Exchange Act” shall mean the “Securities Exchange Act of 1934, as amended”. References herein to the
”SEC” or the ”Commission” shall mean the Securities and Exchange Commission.

Part I

Item 1.

Business.

Introduction.

Gold Star is a development stage company incorporated in the State of Florida in December 2007. Part of our plan is to develop the Company as an ‘umbrella’ organization that will provide a corporate business structure for qualified trained and licensed professional tutors to work as independent contractors, setting their own work time schedules, on a part or full time basis as they individually choose. Management will conduct continual marketing and promotion efforts to assure a steady clientele and be responsible for billing and collection of tutoring fees.

Business of Issuer.

Principal Products and Services. Gold Star is in the initial stage of developing an educational instructional tutoring service-initially in Palm Beach County, Florida. We have reserved www.goldstartutors.net for our Company website - to be used for advertising and promotional purposes as well as to offer specialized educational programs and instructional aids. We currently have no employees, and are dependent solely upon the efforts, abilities, business generation capabilities and project execution of our two executive officers, Mindy Kline and Robert Kline, to conduct Gold Star’s business and generate revenues; if we lose the services of either or both of them it could severely affect our ability to fully develop our educational tutoring business.  Mr. Kline is currently devoting a minimum of twenty hours per week to the affairs of Gold Star.

Gold Star will offer individualized tutoring to students from pre-school through high school. It will offer services to both the general and special education student populations. The company’s services will be provided by highly trained and experienced teachers and former teachers who are trained, qualified and in some cases certified in the specific educational areas that are required by the students. Tutoring will be done from the company’s office as well as our by staff and management making house calls to best meet the individual student’s needs.

Pre-School Tutoring.

Our focus will include the following subjects:

1.

Pre-Reading Skills: Learning to recognize the upper and lowercase letters, sequencing,

sound/symbol relationship, as needed;

2.

Pre-Arithmetic: counting, number recognition, and one to one correspondence;

3.

Handwriting: letter formation, using Handwriting Without Tears, a unique writing program, designed by an o  ccupational therapist;

4.

Sequencing;

5.

Fine Motor Skills: stringing, cutting with scissors, buttoning, zippers;

6.

Auditory and Visual Processing Skills.

Elementary School Tutoring.

Our focus will include the following developmental and learning arenas:

1.

Phonics: sound/symbol relationship, using Orton-Gillingham, a multi-sensory approach to phonics. The Orton-Gillingham teacher introduces the elements of the language systematically. Students begin by reading and writing sounds in isolation. Then they blend the sounds into  syllables and words. Students learn the elements of language, e.g., consonants, vowels, digraphs, blends, and diphthongs, in an orderly fashion. They then proceed to advanced structural elements such as syllable types, roots, and affixes.  As students learn new material, they continue to review old material to the level of automaticity. The teacher addresses vocabulary, sentence structure, composition, and reading comprehension in a similar structured, sequential, and cumulative manner.

2.

Reading Comprehension: main Idea, reading for details, author's purpose, fact and opinion.

3.

Arithmetic: addition, subtraction, multiplication, division, money, time, using a time line, word problems, and critical thinking skills;

4.

Composition Writing: paragraph and essay composition, using Framing Your Thoughts, a multi-sensory approach to sentence and paragraph structure;

5.

Handwriting: manuscript and cursive;

6.

Test Taking Strategies;

7.

Organizational and Study skills.

Middle School and High School Tutoring.  We intend to customize tutoring to match the students course load, as well as remediation where needed. Emphasis will be placed on study and organizational skills.  We expect to offer FCAT and SAT preparation.

Special Education Student Services. Attending Individualized Educational Program (I.E.P.) meetings and making any necessary recommendations for special accommodations or modifications.  Employing techniques designed specifically for students with special needs. Special needs students will include learning disabled, attention deficit disorder, autism, aspergers and mentally handicapped. Tutors will coordinate with other specialists (occupational, physical, speech) as needed.

Marketing. Gold Star will market its tutoring services to local public and private schools. We will meet with professionals at the schools including teachers, principals and guidance counselors. We anticipate that we will also market to specialists in the field such as Occupational Therapists, Physical Therapists and Speech-Language Therapists within the community. We expect to participate in a variety of educationally related organizations as part of our promotional plans. The initial marketing plan will be to focus on the staff’s contacts and experience within the Palm Beach County School District. Sales and marketing brochures describing all the company’s services will be distributed to above-mentioned groups of professional educators and specialists as well as to other individuals who can refer students to the company.

Our Plan is to employ tutors with experience in teaching the specific subjects assigned to them. We will make every effort to assure that our staff interacts whenever possible with the student’s current teachers offering continual progress reports.

Advertising. In our initial stage of development, we anticipate using print as a primary advertising medium, concentrating on local publications distributed in the Palm Beach County area. In addition, we foresee advertise in school newspapers, magazines, and newsletters. It will also utilize select trade publications.

Internet. The company intends to create an interactive website that will be used as a marketing device and as a teaching tool. We anticipate that software programs for a variety of subjects and age groups will be included on the website, for utilization by the students as both a learning device and for homework assignments. With this in mind, the company has reserved the website address www.Goldstartutors.net.

Our Customer Markets. Customers/Clients. Our initial primary market includes the school population within the target area for our services, i.e., Palm Beach County, Florida.

Distribution Methods of our services. We expect to employ a variety of generally accepted marketing methods for advertising and promoting Gold Star’s tutoring services, including direct mail, Internet “Opt-in” email, telephone and targeted media advertising and promotion of our proprietary website.

Status of publicly announced new services. Gold Star has not made any public disclosures or announcements of any proposed services. Presently there are no such services pending.

Competitive business conditions. There are many individuals, firms, and other business entities, that are engaged in the private educational tutoring services business. Based upon available financing for advertising, marketing and promotion of services, the number of persons in management and other employees, combined with the experience of conducting a successful tutoring business Gold Star is presently an insignificant entity in our chosen business; and we expect that we shall remain so for the near future.

Dependence on one or a few major customers.  Presently being in the development stage, Gold Star has a limited client base. We have no reasonable criteria to predict whether or not we will become dependent on one or but a few major customers for future revenues.

Patents, Trademarks, Licenses, etc.  We have no patents or registered trademarks at the present time. Management intends to protect to the fullest extent possible, any intellectual property that we develop or acquire during the normal course of conducting our business operations.

Government Regulation and Approval. Gold Star is not required to obtain any particular government approvals to offer its proposed services other than local and county business licenses.

Research and Development.  Gold Star has not spent, nor do we contemplate spending any funds on service research or development.

Environmental Compliance. We have no contemplated service that has any direct or known indirect impact on the environment, and therefore do not anticipate any significant costs to comply with governmental Environment laws and regulations.

Computer equipment. Initially the Company will use the personal computers owned by management; eventually, depending upon available financing we expect to have a variety of computer equipment available for student use during tutoring sessions. Presently we have no estimate of the quantity of computers and related electronics that will be necessary for us to conduct business operations, only that we expect to acquire such technology, as we need to conduct the proposed business operations.

Learning Center. We anticipate as our working capital position is enhanced that we may conduct our tutoring operations from either a retail storefront Learning Center, or an office location in Palm Beach County, Florida. Whether we acquire an operating facility or create our own, we expect that it will be a modern and attractive technologically equipped atmosphere, which enables students to have a positive experience while augmenting their learning abilities.

Financing Caveat. We are evaluating the possibility of conducting a registered public offering of new shares of our common stock during 2009 to raise additional working capital, taking into account the then prevailing market conditions. No assurance is intended that any private or public funding will be available to us, or if available that it would be available on favorable terms. Our failure to raise the required working capital funds will prevent us from effectuating the proposed marketing efforts, and may cause Gold Star to cease operations.

Revenues. We have had minimal revenues from our inception to the date hereof, and do not anticipate any significant revenues until we can expand our tutoring services beyond those presently being conducted solely by our CEO. Until such time as we are in a position to retain the services of one or more additional tutors, we are concentrating our development efforts on preparing our marketing and introducing Gold Star to other teaching professionals and prospective clients.

Control of Business Operations.

The principal Shareholders of Gold Star own approximately 75% of the shares and have effective control of all aspects of Gold Star’s operations and business plans. By their control of the election of directors, they are in a position to collectively direct the nature of our business, including fund raising, acquisitions of assets and issuance of additional shares of common and or preferred stock. In the event that a public market for the shares of Gold Star does not develop or if developed is not maintained, other Shareholders may find that there is no market for their shares at the time they would otherwise be eligible to publicly sell their shares pursuant to the securities laws then in effect. While Management expects to take whatever steps in the future may be required to have a public market develop, there is no intent to assure that a viable market will ever develop or if developed, would be maintained for any specific duration.

Competition.

For the foreseeable future Gold Star will remain an insignificant participant in its chosen business among the firms and individuals engaged in providing educational tutoring services, as well as those public and private companies seeking to enhance their own shareholder’s equity through the acquisition of one or more operating business entities. There are established firms and venture capital organizations, which have significantly greater resources - financial and personnel - as well as greater technical expertise than Gold Star has or can expect to have in the near future. In view of our limited financial resources we will continue to be at a significant competitive disadvantage.

Board of Advisors.

Management has nominated and appointed one individual, Penny Bolt, a licensed teacher with school administration experience, to our Board of Advisors. Mrs. Bolt is licensed in the states of Florida and Georgia. She is a 1990 graduate of Florida International University with a B.A. degree in Elementary Education. She has taught in several private and public schools. During the past five years Mrs. Bolt has been a substitute teacher at several public and private schools in Jacksonville, Florida and in Brunswick, Georgia while raising her family.

Services Development Strategy.

The Company’s services are intended to bring the highest quality of educational tutoring to our targeted market place. Consumers seek fine quality tutoring for their children, services delivered in a timely and convenient manner. Gold Star intends to continually expand its tutoring services by adding tutors qualified in a wide variety of subjects as funds permit.

Item 1A. Risk Factors.

Investors in Gold Star should be particularly aware of the inherent risks associated with our business. As of the date of this Report our management is aware of the following material risks.

We are classified as a Shell Company Under §12b-2 of the Exchange Act which imposes certain  restrictions on the Company.

Not available for use by a shell company, among others, is the simplified SEC Form S-8 Registration Statement normally used to register shares issued under Employee Stock Incentive Plans. Further, this 12b-2 classification imposes restriction upon reliance on Rule 144 for future public sale of unregistered shares by shareholders. This restriction impacts our present and future holders of our unregistered shares. Unless registered, all such shares can only be sold in public transactions when the conditions imposed by Rule 144(i)(2) have been met by Gold Star. There is no assurance that Gold Star can or will meet those conditions in the future.

We are a development stage company organized in December 2007 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in December of 2007 as a Florida corporation. As a result of our start-up operations we have; (i) generated minimal revenues, (ii) accumulated a deficit of $35,357 for the period ended December 31, 2008, and (iii) we have incurred a cumulative loss of $37,192 for the period from inception on December 10, 2007 through December 31, 2008; we have been focused on organizational and start-up activities and business plan development since our incorporation. Although we have commenced the providing of tutoring services, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, our ability to expand our marketing and promotion efforts to gain customers; or that we will be able to successfully meet the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Gold Star to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, investors may suffer a loss of their entire investment. You should not invest in our Company unless you can afford a complete loss of your investment.

We are significantly dependent on our officers and directors, who have limited experience in operating a tutoring service. The loss or unavailability to Gold Star of either Mindy Kline or Robert Kline’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Mindy Kline and Robert Kline. It would be difficult to replace either or both of them at such an early stage of our development. The loss or unavailability to Gold Star of the services of either of the Klines’ would have an adverse effect on our business, operations and prospects, in that our inability to replace either or both of them could result in the total loss of investment by a purchaser of the Company’s securities. There can be no assurance that we would be able to locate or employ personnel to replace either or both of the Klines, should either of their services be discontinued. In the event that we are unable to locate or employ competent replacement personnel then, and in that event we would be required to cease pursuing our business opportunity, which would result in a loss of investment by shareholders.

Management has minimal experience in running a public company. This lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Mindy Kline and Robert Kline, and their lack of experience in operating a public company, our investors are at risk in losing their entire investment. Management intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; such management is not anticipated until the occurrence of future financing. Since this offering will not directly capitalize our company, future offerings may be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon the Klines to make the appropriate management decisions.

Robert Kline, officer and director, is devoting a portion of his business time to Gold Star, which could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a diminution of the value of an investment in our shares.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Kline is currently involved in other businesses, which have not, and are not expected in the future to interfere with his ability to work on behalf of our company. He may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Kline will devote only a portion of his time to our activities.

Since our current control Shareholders, Mindy and Robert Kline, beneficially and of record continue to own the majority (75%) of our outstanding common shares, they retain the ability to control our management and the outcome of corporate actions requiring shareholder approval notwithstanding the overall opposition of our other Shareholders. They will continue to control our issuance of securities after the offering. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Together the Klines own approximately 75% of our outstanding common shares before and will continue to after completion of the offering. As a consequence of this stock ownership position, they will retain the ability to elect a majority of our board of directors, and thereby control our management. These individuals will also initially have the ability to control the outcome of corporate actions requiring shareholder approval, including the issuance of additional shares of common stock, or shares of previously authorized preferred stock, potential mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. All of which may dilute or otherwise adversely affect the rights of purchasers of any of our shares. The concentration of ownership by these individuals could discourage investments in our company, or prevent a potential takeover of our company, which will have a negative impact on the value of our securities.

The public offering price of the shares in our current SEC Registration is substantially higher than the net tangible book value of our Common Stock and was arbitrarily determined.

The public offering price of the Shares owned by the Selling Shareholders is substantially higher than, and bears no direct relationship to, the net tangible book value of our Common Stock. Investors will incur an immediate and almost 100% dilution in the per share net tangible book value of their investment from the initial public offering price. The price was arbitrarily set solely for the purpose, as required, of determining the SEC registration-filing fee.

Because of competitive pressures from competitors with more resources, Gold Star may fail to implement its business model profitably.

The business of developing and providing tutoring services is highly fragmented and extremely competitive. There are many local, regional and several national competitors offering similar service. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of our services.

Many of our existing and potential competitors have significantly longer operating histories in the private education market place, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than we do. As a result, they will be able to respond more quickly to new or emerging advertising techniques, and changes in customer demands, or to devote greater resources to the development, promotion and marketing of their services than we can. Such competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies.

We will require additional financing in order to fully implement our business plan. In the event we are unable to acquire additional financing, we may not be able to do so, possibly resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent start-up nature, we will have to incur the costs of developing a brand name identification, including advertising and promotion; all which are intended to generate revenues from our services, in addition to hiring new employees and commencing additional marketing activities for product sales and distribution. To fully implement our business plan we will require substantial additional funding.  We plan to raise additional funds through “exempt” private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, may only be available to us on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our Shareholders will lose part or all of their investment.

As a result of our minimal revenues and minimal working capital, and losses as of December 31, 2008 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

There is no current public market for our common stock; therefore any investment in our company would most likely be highly illiquid and investors would most likely be unable to sell their securities at any time, for any reason, and at any price, resulting in a loss of their entire investment.

As of the date hereof, there is no public market for our common stock. Although we plan to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not yet found a market maker at this time.

Because our common stock might be deemed a low-priced “Penny” stock, an investment in our common stock would be considered high risk and subject to marketability restrictions.

Assuming that a trading market would be established it is quite likely that our common stock would be classified as a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•

Deliver to the customer, and obtain a written receipt for, a disclosure document;

•

Disclose certain price information about the stock;

•

Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•

Send monthly statements to customers with market and price information about the penny stock; and

•

In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Item 1B.

Unresolved Staff Comments.

N/A

Item 2.

Properties.

As of the Report period we have an oral agreement with our principal shareholders for the use of their residence as our temporary principal place of business at a cost of $700 per month. We do not own any real property or other facilities.

Item 3.

Legal Proceedings.

There are no legal proceedings pending by or against us; nor do we know of any such actions being contemplated.

Item 4.

Submission of Matters to a Vote of Security Holders.

During this Report period we did not have any matters that required a vote of our security holders.

Part II

Item 5.

Market for Registrant’s Common Equity. Related Stockholder Matters and Issuer Purchases of Equity Securities.

There has never been a public trading market for shares of our Common equity. We became a fully reporting company under the Exchange Act in June 2008, upon the effectiveness of our voluntary filing of SEC Form 10-12g in April 2008. By such filing we assumed the obligation to timely file quarterly (Form 10-Q) and annual reports (Form 10-K). On November 6, 2008 we filed an S-1 Registration Statement under the Securities Act to register 150,000 shares of our outstanding common stock. The proceeds of which offering go to the selling shareholders as, when and if they sell their shares. We will not receive any proceeds from this offering, which became effective on November 20, 2008.

Item 6.

Selected Financial Data.

N/A

Item 7.

Management's Discussion and Analysis of Financial Condition and Results Operations.

Gold Star Tutoring Services, Inc., (“Gold Star”, "GST", "We", "Our" or “the Company") was organized under the laws of the State of Florida on December 10, 2007; and is presently a developmental stage enterprise with no operating history.

We are in the initial stage of developing an educational instructional tutoring service- initially in Palm Beach County, Florida. We have reserved www.goldstartutors.net for our Company website which we anticipate will be used for advertising and promotional purposes as well as to offer specialized educational programs and instructional aids.

Except for management we currently have no employees, and are dependent solely upon the efforts, abilities, business generation capabilities and project execution of our two executive officers to conduct our business and generate revenues; if we lose the services of either or both of them it could severely affect our ability to fully develop our educational tutoring business.

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

We have limited funding at the present time, and expect that future expansion of the services, which we anticipate offering will require significant private and or public financing, in the form of debt and or equity capital. Pending attaining a sufficient level of working capital we expect to conduct operations on a small scale, i.e., with a minimal number of tutors available to provide basic tutoring services in our target market.

As a development stage entity and as anticipated we received minimal operating revenues during this report period.

Our plan of operation has been to:

1.

Seek additional private and or public working capital financing;

2.

Develop our “reporting” status by obtaining market representation so as to enhance our ability to raise working capital funding, and to attract and retain qualified tutors and other employees;

3.

Develop our proprietary Internet website.

4.

Develop our marketing plan to advertise and promote our tutoring services, among teaching professionals and our targeted client base.

We anticipate as our working capital position is enhanced that we will begin to conduct our tutoring operations from either a retail storefront Learning Center, or an office location in Palm Beach County, Florida. Whether we acquire an operating facility or create our own, we expect that it will be a modern and attractive technologically equipped atmosphere, which enables students to have a positive experience while augmenting the learning process.

Taking into account the current economic and market conditions we continue to evaluate the likelihood of our conducting a registered initial public offering of our common stock during the latter part of 2009. No assurances are intended that any private or public funding will be available to us, or if available that it would be available on terms favorable to us. Our inability to raise the required working capital funds will prevent us from effectuating the proposed marketing efforts, and may cause us to cease operations.

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

As a fully reporting company under the Exchange Act we are obligated to provide our shareholders with audited annual reports on Form 10-K and unaudited reviewed quarterly statements on Form 10-Q. As soon as our website is operating we intend to make all reports filed by us available at www.goldstartutors.net; as well as on the SEC's website (www.sec.gov); and such reports will be available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

We do not invest, either for trading or any other purpose, in market risk sensitive instruments of any kind.

Item 8.

Financial Statements

The financial statements and supplemental data required pursuant to this Item 8 are included in this Annual Report, as a separate section commencing on page F-1 and are incorporated herein by reference.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

Item 9A.

Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer found no significant deficiencies and concluded that pursuant to the requirements of §404 of the Sarbanes-Oxley Act of 2002 our disclosure controls and procedures as of the end of the Annual period covered by this Annual Report on Form 10-K were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During our most recently completed fiscal year ended December 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting. We are a small development stage enterprise with minimal assets, nominal revenues and no employees other than our management, which does not expect that our disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

Item 9B.

Other Information.

       N/A

PART III -

Item 10.

Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are:

Name	Age	Title
Mindy Kline	46	President, CEO and Chairman

Robert M. Kline	52	Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Mindy Kline, co-founder, Chairman of the Board, CEO and President since inception graduated in 1984 from Indiana University, having received a B.S. in Education degree; her major area of concentration was in Specific Learning Disabilities and she minored in Emotional Handicap. She later attended Florida International University and studied Early Childhood Special Education. Mrs. Kline was employed as a teacher and director of Developmental Resource Center, in both Hollywood and Miami, Florida; where she had responsibility for overseeing teachers, staff development, marketing, and initial intake with parents. She later worked at the Center for Pediatric Therapy, where she was the Educational Specialist. Her duties included teaching special needs preschool class, individual tutoring, assessment and assisting in mainstreaming students into a public school setting.  After we receive sufficient working capital funding, it is anticipated that Mindy Kline will work full-time for the company.

Robert M. Kline, co-founder, Director, Secretary and Treasurer is a 1978 graduate of the College of Business at the University of Maryland, receiving his B.S. in Business degree. After graduating, he worked in the field of investment banking and held various positions including being licensed by the National Association of Securities Dealer, Inc. (NASD), now known as the Financial Industry Regulatory Authority (“FINRA”), as a general securities principal, options principal and securities representative until he retired from the securities industry in 1991. After that, he was co-founder and Executive Vice-President of 2000 T-Shirts, Inc. a wholesale clothing company and designer of name drop resort wear for key tourism destinations throughout North America, the Caribbean, and the Far East. Since the sale in 2002 of his ownership interest in 2000 T-Shirts Mr. Kline has been a licensed mortgage broker at various mortgage companies. He continues operations in this field presently. As soon as Gold Star’s working capital is sufficient it is expected that Mr. Kline will devote his full business time to the company.  Robert and Mindy Kline are husband and wife.

Directors’ Term of Office. Directors hold office until their successors have been elected, and qualified, at the next annual meetings. Our officers do not have written employment agreements and therefore serve at the pleasure of the Board of Directors.

Governance. As we only have two directors, they conduct all corporate governance; we have no Committees of the Board. As our business develops we expect that additional management and board members will be appointed; and at that point in time we will enact an appropriate Code of Ethics as needed.

Item 11.

Executive Compensation.

During this Report period no compensation was paid to our executive officers. All of our revenues from tutoring services were provided by the tutoring services rendered by Mindy Kline, President. To assist the Company in creating an effective business plan during its initial development stage, Mrs. Kline agreed to forego any direct remuneration for those services, other than the Board approved expense reimbursement of $700 per month. Management fully intends that as gross revenues begin to exceed the current nominal level, Gold Star shall begin to recognize, record and pay, compensation for all services generating the revenues, whether to the executive officers, other future employees or independent contractors, as the case may be.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of the date of this Form 10-K, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our directors and executive officers, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number Of Shares	Percent Before Offering	Percent After Offering
Mindy Kline	900,000	37.5%	37.5%
Robert M. Kline	900,000	37.5%	37.5%
Martin L. Markowitz(1)	200,000	8.3%	8.3%

All Directors, Officers and Principal Shareholders as a Group - 2 persons	1,800,000	75.0%	75.0%

(1)

Mr. Markowitz is a passive investor in Gold Star and has no management duties.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Mindy Kline and Robert Kline are the principal shareholders, directors and officers. They are not independent and at this point in our development we do not have any independent directors.

Presently the Company uses the Klines’ residence for its executive offices.

Item 14.

Principal Accounting Fees and Service.

The Company’s auditors Berkovits & Co, LLP billed an aggregate of $27,700 for the calendar year ended December 31, 2008.

Audit Fees - Consists of fees billed for professional services rendered for the audit of Gold Star Tutoring Services, Inc.’s annual financial statements and review of the interim financial statements included in quarterly reports and services that were provided by Berkovits & Co, LLP in connection with statutory and regulatory filings or engagements.

Part IV

Item 15.

Exhibits., Financial Statement Schedules.

Financial Statements and Exhibits

(a)

Financial Statements Included in this Registration.

Independent Accountant’s Report of the financial statements as of December 31, 2008, and the cumulative period from December 10, 2007 (inception) to December 31, 2008.

(b)

EXHIBIT INDEX

Exhibits

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

.

GOLD STAR TUTORING SERVICES, INC.

Date: March 25, 2009	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE
/s/ Mindy Kline	Chief Executive Officer	March 25, 2009
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	March 25, 2009
Robert M. Kline	Principal Accounting and Chief Financial Officer

Item 8.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 2

Balance Sheets as of December 31, 2008 and December 31, 2007	F – 3

Statements of Operations for the year ended December 31, 2008, for the period from December 10, 2007 (inception) to December 31, 2007, and for the cumulative period from December 10, 2007 (inception) to December 31, 2008.

F – 4

Statement of Changes in Stockholders’ Equity for the period from December 10, 2007 (inception) to December 31, 2008	F – 5

Statements of Cash Flows for the year ended December 31, 2008, for the period from December 10, 2007 (inception) to December 31, 2007, and for the cumulative period from December 10, 2007 (inception) to December 31, 2008.

F – 6

Notes to Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gold Star Tutoring Services, Inc.

(a development stage company)

We have audited the accompanying balance sheets of Gold Star Tutoring Services, Inc. (a development stage company) ("the Company") as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008, for the period from December 10, 2007 (inception) to December 31, 2007 and for the cumulative period from December 10, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Star Tutoring Services, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from December 10, 2007 (inception) to December 31, 2007 and for the cumulative period from December 10, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's limited operations, lack of sufficient working capital, and loss from operations in the development stage raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits & Company, LLP

Ft. Lauderdale, Florida

March 25, 2009

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current Assets:
Cash	$19,758	$45,115
TOTAL CURRENT ASSETS	$19,758	$45,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,000	$–
TOTAL CURRENT LIABILITIES	10,000	–

Stockholders' Equity:
Preferred Stock -Series I, Convertible -$0.001 par value; Authorized 3,000,000 Shares; no shares issued and outstanding;	–	–
Preferred Stock - undesignated, No par value; Authorized 2,000,000 Shares; no shares issued and outstanding;	–	–
Common Stock, $0.001 par value; Authorized 60,000,000 Shares; issued and outstanding 2,400,000 shares	2,400	2,400
Additional Paid-In Capital	44,550	44,550
Deficit Accumulated During Development Stage	(37,192)	(1,835)
TOTAL STOCKHOLDERS' EQUITY	9,758	45,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,758	$45,115

The accompanying notes are an integral part of these financial statements

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	For The Period From December 10, 2007 (inception) through December 31, 2007	Cumulative Period from December 10, 2007 (inception) To December 31, 2008
Revenues	$4,030	$-	$4,030

Expenses:
Professional Fees	27,700	-	27,700
Rent	4,200	-	4,200
Document Preparation, Processing and Filing Fees	4,366	-	4,366
Utilities	1,100	-	1,100
Other General and Administrative Expenses	2,021	1,835	3,856

Total expenses	39,387	1,835	41,222

Net loss	$(35,357)	$(1,835)	$(37,192)

Net loss per share-basic and diluted	$(0.0147)	$(0.0009)

Weighted average number of shares outstanding - basic and diluted	2,400,000	1,972,727

The accompanying notes are an integral part of these financial statements

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Stock				Additional	Deficit Accumulated During	Total
	Preferred		Common		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common Stock issued for Services at $0.001 per share	--	$--	1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at prices from $0.001 to $0.10 per share	--	--	565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--	35,000	35	--	--	35
Net loss	--	--	--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--	2,400,000	2,400	44,550	(1,835)	45,115
Net Loss	--	--	--	--	--	(35,357)	(35,357)

Balance – December 31, 2008	--	$--	2,400,000	$2,400	$44,550	$(37,192)	$9,758

The accompanying notes are an integral part of these financial statements

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	For the Period from December 10, 2007 (inception) through December 31, 2007	Cumulative Period from December 10, 2007 (inception) To December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(35,357)	$(1,835)	$(37,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting and promotion expenses	-	1,835	1,835
Changes in operating assets and liabilities:
Increase in accounts payable	10,000	-	10,000

Net cash used in operating activities	(25,357)	-	(25,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	45,115	45,115

Net cash provided by financing activities	-	45,115	45,115

Net (decrease) increase in cash	(25,357)	45,115	19,758

Cash, beginning of period	45,115	-	-

Cash, end of period	$19,758	$45,115	$19,758

The accompanying notes are an integral part of these financial statements

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies

Organization.

Gold Star Tutoring Services, Inc. ("we", "us" or "our company") was incorporated in the State of Florida on December 10, 2007 primarily to engage in providing a wide range of tutoring services to underachieving students in the South Florida counties of Palm Beach, Broward and Miami-Dade.

Nature of Operations.

.

During our first full calendar year, ending December 31, 2008 we began providing, on a limited bases, the tutoring services of our President. We have been refining our business plan to take into account the current economic conditions. From our inception we have otherwise had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, and the filing on April 8, 2008 with the SEC of our Exchange Act Registration Statement on Form 10-12g, which became effective on June 9, 2008. In November we filed our initial Securities Act Registration Statement on Form S-1 and it was declared effective as of November 20, 2008, registering an aggregate of 150,000 of our Common Shares, which had been issued on December 31, 2007. The Company did not and will not receive any proceeds from the sale of these shares by the Selling Shareholders. As a reporting company with nominal assets and minimal operations we are classified under Exchange Act §12b-2 as a “shell” company. This classification prevents the Company from allowing shareholders to offer and sell unregistered shares pursuant to the provisions of Rule 144 until such time as Gold Star meets the conditions imposed under Rule 144(i)(2). There is no assurance that the Company can meet those conditions.

Development Stage Company

The Company is a development stage company as defined by FASB Statement No. 7. The Company is devoting substantially all of its present efforts to establishing a viable business. All losses accumulated since inception have been considered as part of the Company’s development stage activities

Ability to Continue as a Going Concern.

Because the Company is a development stage company with minimal revenues, limited operations and limited assets there can be no assurance that upon implementing our business plan, we will be successful; or that we will start producing sufficient revenues to maintain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company raised its initial working capital through the sale of Common shares to four individuals, in non-public transactions pursuant to Sections 4(2) of the Securities Act of 1933, as amended. Management is considering raising additional working capital through a registered public offering or in one or more private transactions. There are no assurances that any additional working capital can be obtained by the Company under either a private placement or a registered offering.

 GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery of service has occurred; (3) the customer fee is fixed or determinable and free of contingencies and significant uncertainties; and (4) the fee has been collected or is probable of being collected.

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

As of December 31, 2008, the Company concluded that it is more likely than not that the Company will not realize any deferred tax assets arising from its net operating loss and has provided a valuation allowance against the entire balance. Effective December 10, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The implementation of FIN 48 did not have any impact on the financial statements.

Cash - Concentration of Credit Risk

We maintain our cash in a bank deposit account, which is federally insured.

Net Loss Per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Note  2  - Income Taxes

The provision for income taxes differs from the result, which would be obtained by applying the statutory income tax rate of 34% (2007 - 34%) to income before income taxes. The difference results from the following items:

	December 31.
	2008	2007

Computed expected (benefit) income taxes	$(12,000)	$(600)
Increase in valuation allowance	12,000	600
	$-	$-

Significant components of the Company’s deferred tax assets and liabilities for federal and state tax purposes are as follows:

	December 31,
	2008	2007

Total deferred tax asset	$13,000	$600
Valuation allowance	(13,000)	(600)
Net deferred tax asset	$-	$-

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

 GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

Note  2  - Income Taxes (continued).

Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards of approximately $37,000 at December 31, 2008 will expire at various dates through 2028. The Company is taxable as a C Corporation under the Internal Revenue Service Code.

Note 3 - Stockholders’ Equity.

During the period ended December 31, 2007 the Company issued the following securities:

 i) a total of 1,800,000 shares of common stock to the Company's founders, officers and directors for consulting services; ii) a total of 450,000 shares of common stock were sold to four investors at $.10 per share for aggregate proceeds of $45,000; iii) a total of 115,000 shares of common stock were sold at $.001 per share to three individuals for aggregate proceeds of $115; and iv) a total of 35,000 shares were given to 34 individuals, friends and or relatives of management, for the purpose of assisting the Company in creating a future trading market for its common shares.

Note  4  -  Related Party Transactions.

From its inception through April 30, 2008, the Company operated from the residence of its controlling shareholders at no cost. Effective May 1, 2008, the Board of Directors approved a Resolution to pay a monthly rent of $300 plus $100 for utilities and use of computer equipment, to the Company’s principal shareholders and officers in consideration of the use of their residence for operations of the Company, including providing facilities for use in rendering tutoring services to clients. Effective July 1, 2008 to more accurately reflect actual costs the monthly amount was increased by the action of the Board of Directors to $700, ($550 for Rent and $150 for Utilities). This arrangement is subject to cancellation without notice or penalty. Currently our President has provided all of the tutoring services rendered by the Company. Her services are presently not being compensated other than expense reimbursement for the use of their residence. We anticipate that at some point in time, she will receive monetary compensation for her future services when rendered, as the Board of Directors shall determine. There was no compensation paid to officers of the Company during the period covered by these financial statements.

Note 5 - Incentive Stock Option and Stock Issuance Plan.

The Company established an Incentive Stock Issuance Plan (the “Plan”) to provide eligible persons in the Company’s employ or service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest in the Company as an incentive to remain with the Company. The Plan is divided into two equity programs: (1) the option grant program under which eligible persons may be granted options to purchase common stock and (2) the stock issuance program under which eligible persons may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. The Company’s Board of Directors shall fix the exercise price per share and terms at the time of the option grant.

The maximum number of shares, which may be issued under the Plan, shall not exceed 1,000,000 shares. The Board of Directors has not authorized the issuance of any stock options or common shares pursuant to the Plan as of the date of the financial statements.