Form 10-Q
period 2009-03-31
Gold Star Tutoring Services, Inc.
filed 2009-04-30
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31 2009

.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-53158

GOLD STAR TUTORING SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-1559146 (I.R.S. Employer Identification No.)

4111 NW 28th Way, Boca Raton, Florida (Address of principal executive offices)	33434 (Zip Code)

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

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	2,400,000 as of March 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE:

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

Part I   - FINANCIAL INFORMATION

Page
ITEM 1. Financial Statements.

Balance Sheets, as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	F-1

Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited) and for the period from December 10, 2007 (inception) to March 31, 2009 (unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the period from December 10, 2007 (inception) to March 31, 2009 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited), for the period from December 10, 2007 (inception) to March 31, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5-F-8

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$10,695	$19,758
TOTAL CURRENT ASSETS	$10,695	$19,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,000	$10,000
TOTAL CURRENT LIABILITIES	5,000	10,000

Stockholders’ Equity:
Preferred Stock -Series I, Convertible -$0.001 par value; Authorized 3,000,000 Shares; no shares issued and outstanding;	--	--
Preferred Stock - undesignated, No par value; Authorized 2,000,000 Shares; no shares issued and outstanding;	--	--
Common Stock, $0.001 par value; Authorized 60,000,000 Shares; issued and outstanding 2,400,000 shares	2,400	2,400
Additional Paid-In Capital	44,550	44,550
Deficit Accumulated During Development Stage	(41,255)	(37,192)
TOTAL STOCKHOLDERS’ EQUITY	5,695	9,758
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,695	$19,758

The accompanying notes are an integral part of these financial statements.

F—1

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months ending March 31, 2009	For The Three Months ending March 31,2008	Cumulative Period from December 10, 2007 (inception) to March 31, 2009

Revenues	$1,095	$--	$5,125

Expenses:
Professional Fees	2,500	12,000	30,200
Rent	1,650	--	5,850
Document Preparation, Processing and Filing Fees	--	--	4,366
Utilities	450	--	1,550
Other General and Administrative Expenses	558	481	4,414

Total expenses	5,158	12,481	(46,380)

Net loss	$(4,063)	$(12,481)	$(41,255)

Net loss per share-basic and diluted	$(0.0017)	$(0.0052)

Weighted average number of shares outstanding - basic and diluted	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

F—2

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH MARCH 31, 2009

(Unaudited)

	Stock				Additional	Deficit Accumulated During	Total
	Preferred		Common		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common Stock issued for Services at $0.001 per share	--	$--	1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at prices from $0.001 to $0.10 per share	--	--	565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--	35,000	35	--	--	35
Net loss	--	--	--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--	2,400,000	2,400	44,550	(1,835)	45,115
Net Loss	--	--	--	--	--	(35,357)	(35,357)
Balance - December 31, 2008	--	$--	2,400,000	$2,400	$44,550	$(37,192)	$9,758
Net Loss	--	--				(4,063)	(4,063)
Balance - March 31, 2009	--	$--	2,400,000	$2,400	$44,550	$(41,255)	$5,695

The accompanying notes are an integral part of these financial statements.

F—3

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending March 31, 2009	For the Three Months Ending March 31, 2008	Cumulative Period from December 10, 2007 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,063)	$(12,481)	$(41,255)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for consulting and promotion expenses	--	--	1,835
Changes in operating assets and liabilities:	--	--	--
(Decrease) Increase in Accounts Payable	(5,000)	4,835	5,000
Net cash used in operating activities	(9,063)	(7,646)	(34,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	--	--	45,115

Net cash provided by financing activities	--	--	45,115

Net (decrease) increase in cash	(9,063)	(7,646)	10,695

Cash, beginning of period	19,758	45,115	--

Cash, end of period	$10,695	$37,469	$10,695

The accompanying notes are an integral part of these financial statements.

F—4

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009 - (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization.

Gold Star Tutoring Services, Inc. ("we", "us" or "our company") was incorporated in the State of Florida on December 10, 2007 primarily to engage in providing a wide range of tutoring services to underachieving students in the South Florida counties of Palm Beach, Broward and Miami-Dade.

Nature of Operations.

.

During the three months ending March 31, 2009 the Company continued the tutoring services of its President which we started providing in June 2008; we continue to refine our business plan - taking into account the current economic conditions. From our inception we have otherwise had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, the filing on April 8, 2008 with the SEC of our Exchange Act registration on Form 10-12g, and the filing of our initial registration under the Securities Act on form S-1 on November 6, 2008 - which registration was declared effective by the SEC as of November 20, 2008. The Company did not and will not receive any proceeds from the sale of shares by Selling Shareholders, when, as and if they sell any of their registered shares. As a reporting company with nominal assets and minimal business operations we are classified as a “shell” company under Exchange Act §12b-2. Until such time as we satisfy the conditions imposed under Rule 144(i)(2) our shareholders who own unregistered share shall not be eligible to use the exemption from registration provided by Rule 144. There is no assurance that the Company will ever be able to satisfy the Rule 144 conditions.

Development Stage Company

The Company is a development stage company as defined by FASB Statement No. 7. The Company is devoting substantially all of its present efforts to establishing a viable business. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

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

The Company raised its initial working capital through the sale of Common shares to four individuals, in non-public transactions pursuant to Sections 4(2) of the Securities Act of 1933, as amended. Management is considering raising additional working capital through an initial public offering. We continue to evaluate our ability to seek additional private funding, through equity and or debt financing.

F—5

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009 - (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements.

The unaudited interim financial statements as of March 31, 2009, for the three months ended March 31, 2009 and the cumulative period from December 10, 2007 (inception) to March 31, 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 and for the period from December 10, 2007 (inception) to December 31, 2007 as disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2009. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

F—6

 GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009 -   (UNAUDITED)

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

Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards of approximately $41,000 as of March 31, 2009 will expire on various dates in 2029. The Company is taxable as a C Corporation under the Internal Revenue Service Code. Significant components of the Company’s deferred tax assets and liabilities for federal and state tax purposes are as follows:

March 31, 2009
Total deferred tax asset	$14,350
Valuation allowance	(14,350)
Net deferred tax asset	$-0-

Effective January 1, 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 8 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”

F—7

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009 -  (UNAUDITED)

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

Note  4  -  Related  Party  Transactions.

From its inception through April 30, 2008, the Company operated from the residence of its controlling shareholders at no cost. There was no compensation paid to officers of the Company during the period covered by these financial statements. Effective as of May 1, 2008, the Board of Directors approved a Resolution to pay to the principal shareholder and officers a monthly rent of $550 plus $150 for utilities and use of computer equipment, in consideration of the use of their residence for operations of the Company, including providing facilities for use in rendering tutoring services to clients. This arrangement is subject to cancellation without notice or penalty. Currently Mindy Kline, our President provides all of the tutoring services rendered by the Company, in exchange for expense reimbursement. We anticipate that at some point in time, she will receive monetary compensation for her future services when rendered, as the Board of Directors shall determine.

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

F—8

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

2.

Develop our 12g “reporting” status by seeking sponsorship by a market maker to create a trading market for our shares to enhance our ability to raise working capital funding, and to attract and retain qualified tutors and other employees;

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

Taking into account the current economic and market conditions we continue to evaluate the likelihood of our conducting a registered initial public offering of our common stock during 2009. No assurances are intended that any private or public funding will be available to us, or if available that it would be available on terms favorable to us. Our inability to raise the required working capital funds will prevent us from effectuating the proposed marketing efforts, and may cause us to cease operations.

9

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

10

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

11

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Gold Star Tutoring Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD STAR TUTORING SERVICES, INC.

Date: April 30, 2009	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Mindy Kline	Chief Executive Officer	April 30, 2009
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	April 30, 2009
Robert M. Kline	Principal Accounting and Chief Financial Officer

12