Form 10-Q
period 2009-06-30
Gold Star Tutoring Services, Inc.
filed 2009-08-03
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2009

.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-53158

GOLD STAR TUTORING SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-1559146 (I.R.S. Employer Identification No.)

4111 NW 28th Way, Boca Raton, Florida (Address of principal executive offices)	33434 (Zip Code)

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

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	12,000,000 as of July 15, 2009

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

In this Quarterly Report on Form 10-Q, the words “Company,” “the Company”, “us”, “we” and “our” refer to Gold Star Tutoring Services, Inc., a Florida corporation, unless the context requires otherwise. References herein to the “Securities Act” shall mean the “Securities Act of 1933, as amended”; references herein to the “Exchange Act” shall mean the “Securities Exchange Act of 1934, as amended”.

Part I - Financial Information
Page
ITEM 1. Financial Statements.

Balance Sheets, as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	F-1

Statements of Operations for the Three and Six months ended June 30, 2009 and 2008; and for the period from December 10, 2007 (inception) to June 30, 2009 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the period from December 10, 2007 (inception) to June 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Six months ended June 30, 2009 and 2008, and for the period from December 10, 2007 (inception) to June 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$4,975	$19,758
TOTAL CURRENT ASSETS	$4,975	$19,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	4,070	10,000
TOTAL CURRENT LIABILITIES	$4,070	$10,000

Stockholders’ Equity:
Preferred Stock -Series I, Convertible -$0.001 par value; Authorized 3,000,000 Shares; no shares issued and outstanding;	--	--
Preferred Stock - undesignated, No par value; Authorized 2,000,000 Shares; no shares issued and outstanding;	--	--
Common Stock, $0.001 par value; Authorized 60,000,000 Shares; issued and outstanding 12,000,000 and 2,400,000 shares, respectively	12,000	2,400
Additional Paid-In Capital	46,750	44,550
Deficit Accumulated During Development Stage	(57,845)	(37,192)
TOTAL STOCKHOLDERS’ EQUITY	905	9,758
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,975	$19,758

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Period From December 10, 2007 (inception) To June 30, 2009

Revenues	$780	$850	$1,875	$850	$5,905

Expenses:
Professional Fees	2,500	2,000	5,000	12,000	32,700
Rent	1,650	900	3,300	900	7,500
Utilities	450	200	900	200	2,000
Public stock costs	2,094	--	2,340	--	2,094
Document Preparation	635	--	635	--	5,000
Other Expenses	441	980	753	3,461	4,856

Total Expenses	7,770	4,080	12,928	16,561	54,150

Net Loss	$(6,990)	$(3,230)	$(11,053)	$(15,711)	$(48,245)

Net Loss Per Share - basic and diluted	$(0.00143)	$(0.00027)	$(0.00288)	$(0.00131)	$--

Weighted average number of shares outstanding, basic and diluted	4,897,561	2,400,000	3,842,254	2,400,000	--

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2009

(Unaudited)

	Stock				Additional	Deficit Accumulated During	Total
	Preferred		Common		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Common Stock issued for Services at $0.001 per share	--	$--	1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at prices from $0.001 to $0.10 per share	--	--	565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--	35,000	35	--	--	35
Net loss	--	--	--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--	2,400,000	2,400	44,550	(1,835)	45,115
Net Loss	--	--	--	--	--	(35,357)	(35,357)
Balance - December 31, 2008	--	--	2,400,000	2,400	44,550	(37,192)	9,758

Issuance of Stock for Stock Dividend May 29, 2009	--	--	9,600,000	9,600	--	(9,600)	--

Capital cash contribution - June 23, 2009	--	--	--	--	2,200	--	2,200

Net Loss for the six months ending June 30, 2009	--	--	--	--	--	(11,053)	(11,053)

Balance - June 30, 2009	--	$--	12,000,000	$12,000	$46,750	$(57,845)	$905

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative For the period December 10, 2007 (inception) To June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,053)	$(15,711)	$(48,245)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for consulting and promotion expenses	--	--	1,835
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,930)	2,000	4,070

Net Cash used in operating activities	(16,983)	(13,711)	(42,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock	--	--	45,115
Capital Contributed by control shareholder	2,200	--	2,200

Net cash provided by financing activities	2,200	--	47,315

Net (decrease) increase in cash	(14,783)	(13,711)	4,975

Cash, beginning of period	19,758	45,115	--

Cash, end of period	$4,975	$31,404	$4,975

The accompanying notes are an integral part of these financial statements.

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

Nature of Operations.

.

During the three months ending June 30, 2009 the Company continued providing the tutoring services of its President which we began providing in June 2008; we continue to refine our business plan - taking into account the current economic conditions. From our inception we have otherwise had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, the filing on April 8, 2008 with the SEC of our Exchange Act registration on Form 10-12g, and the filing of our initial registration under the Securities Act on form S-1 on November 6, 2008 - which registration was declared effective by the SEC as of November 20, 2008. The Company did not and will not receive any proceeds from the sale of shares by Selling Shareholders, when, as and if they sell any of their registered shares. As a reporting company with nominal assets and minimal business operations we are classified as a “shell” company under Exchange Act §12b-2. Until such time as we satisfy the conditions imposed under Rule 144(i)(2) our shareholders who own unregistered shares, or who may purchase unregistered shares in the future, shall not be eligible to use the exemption from registration provided by Rule 144. There is no assurance that the Company will ever be able to satisfy the Rule 144 conditions.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009 - (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Interim Financial Statements.

The unaudited interim financial statements as of June 30, 2009, for the six months and the three months ended June 30, 2009 and the cumulative period from December 10, 2007 (inception) to June 30, 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 and for the period from December 10, 2007 (inception) to December 31, 2007 as disclosed in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2009. The results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards of approximately $48,000 as of June 30, 2009 will expire on various dates in 2029. The Company is taxable as a C Corporation under the Internal Revenue Service Code. Significant components of the Company’s deferred tax assets and liabilities for federal and state tax purposes are as follows:

June 30, 2009
Total deferred tax asset	$18,000
Valuation allowance	(18,000)
Net deferred tax asset	$-0-

Effective January 1, 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 8 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009 -  (UNAUDITED)

Note 3 - Stockholders’ Equity.

On May 29, 2009 the Board of Directors declared a 400% stock dividend, payable to shareholders of record on that date. This action increased the issued and outstanding shares from 2,400,000 shares to a total of 12,000,000, effective immediately.

On June 22, 2009 the Board accepted the capital contribution of the cash sum of $2,200 from our corporate Secretary, a director and control shareholder. No additional shares have been granted or made issuable pursuant to the latter contribution. Further, to help the Company obtain working capital, the Board contemporaneously approved the sale of up to 2,000,000 shares of authorized and unissued common shares, at a price to be determined.

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

9

There are many individuals, firms, and other business entities, that are engaged in the private educational tutoring services business. Based upon available financing for advertising, marketing and promotion of services, the number of persons in management and other employees, combined with the experience of conducting a successful tutoring business renders us as an insignificant entity in our chosen business and we expect that we shall remain so for the near future.

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

Item 5.

Other Information.

We became a fully reporting company under the Securities Exchange Act in June 2008, pursuant to our voluntarily filing of SEC Form 10-12g in April 2008. Thereby obligating the Company to timely file quarterly (Form 10-Q) and annual reports (Form 10-K).  In July, 2009, Glendale Securities, Inc. of Sherman Oaks, California began making a market in our Common shares, initiating trading on the OTC Bulletin Board under the symbol GSTZ.

On June 22, 2009 the Board accepted the capital contribution of the cash sum of $2,200 from our corporate Secretary, director and control shareholder. No additional shares have been granted or made issuable as a result of this transaction. Further, to help the Company obtain working capital, the Board contemporaneously approved the sale of up to 2,000,000 shares of authorized but unissued common shares, at a price to be determined.

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

GOLD STAR TUTORING SERVICES, INC.

Date: July 31, 2009	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Mindy Kline	Chief Executive Officer	July 31, 2009
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	July 31, 2009
Robert M. Kline	Principal Accounting and Chief Financial Officer

12