Form 10-Q/A
period 2009-06-30
Gold Star Tutoring Services, Inc.
filed 2009-08-17
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

EXPLANATORY NOTE

This Amended Form 10Q for the period ended June 30, 2009 is filed for the purpose of correcting the reporting period as stated in the header on the Notes to the Financial Statements (pages F-5 through F-8) .

All other information remains unchanged.

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

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Period From December 10, 2007 (inception) To June 30, 2009

Revenues	$780	$850	$1,875	$850	$5,905

Expenses:
Professional Fees	2,500	2,000	5,000	12,000	32,700
Rent	1,650	900	3,300	900	7,500
Utilities	450	200	900	200	2,000
Public stock costs	2,094	--	2,340	--	2,094
Document Preparation	635	--	635	--	5,000
Other Expenses	441	980	753	3,461	4,856

Total Expenses	7,770	4,080	12,928	16,561	54,150

Net Loss	$(6,990)	$(3,230)	$(11,053)	$(15,711)	$(48,245)

Net Loss Per Share - basic and diluted	$(0.00058)	$(0.00027)	$(0.00092)	$(0.00131)	$--

Weighted average number of shares outstanding, basic and diluted	5,881,319	2,400,000	3,951,381	2,400,000	--

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2009

(Unaudited)

	Stock				Additional	Deficit Accumulated During	Total
	Preferred		Common		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Common Stock issued for Services at $0.001 per share	--	$--	1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at prices from $0.001 to $0.10 per share	--	--	565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--	35,000	35	--	--	35
Net loss	--	--	--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--	2,400,000	2,400	44,550	(1,835)	45,115
Net Loss	--	--	--	--	--	(35,357)	(35,357)
Balance - December 31, 2008	--	--	2,400,000	2,400	44,550	(37,192)	9,758

Adjustment - 400% Stock Dividend May 29, 2009	--	--	9,600,000	9,600	--	(9,600)	--

Capital cash contribution - June 23, 2009	--	--	--	--	2,200	--	2,200

Net Loss for the six months ending June 30, 2009	--	--	--	--	--	(11,053)	(11,053)

Balance - June 30, 2009	--	$--	12,000,000	$12,000	$46,750	$(57,845)	$905

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative For the period December 10, 2007 (inception) To June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,054)	$(15,711)	$(48,245)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for consulting and promotion expenses	--	--	1,835
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,929)	2,000	4,070

Net Cash used in operating activities	(16,983)	(13,711)	(42,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock	--	--	45,115
Capital Contributed by control shareholder	2,200	--	2,200

Net cash provided by financing activities	2,200	--	47,315

Net (decrease) increase in cash	(14,783)	(13,711)	4,975

Cash, beginning of period	19,758	45,115	--

Cash, end of period	$4,975	$31,404	$4,975

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

  June 30, 2009 – (UNAUDITED)

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

June 30, 2009 – (UNAUDITED)

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

June 30, 2009 – (UNAUDITED)

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

June 30, 2009 – (UNAUDITED)

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

GOLD STAR TUTORING SERVICES, INC.

Date: August 17, 2009	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Mindy Kline	Chief Executive Officer	August 17, 2009
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	August 17, 2009
Robert M. Kline	Principal Accounting and Chief Financial Officer

12