Form 10-K/A
period 2008-12-31
Gold Star Tutoring Services, Inc.
filed 2009-10-02
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X].	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2008
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-53158

GOLD STAR TUTORING SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-1559146 (I.R.S. Employer Identification No.)

4111 NW 28th Way, Boca Raton, Florida (Address of principal executive offices)	33434 (Zip Code)

561-715-8800

 (Registrant’s telephone number)

Securities Registered Pursuant to Section 12 (g) of the Act:	Exchange(s) on which registered
Common Stock, par value $0.001	None

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

DOCUMENTS INCORPORATED BY REFERENCE:  N/A

Gold Star Tutoring Services, INC.

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

3.

Handwriting: letter formation, using Handwriting Without Tears, a unique writing program, designed by an occupational therapist;

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

Item 1A.

Risk Factors.

As a Smaller Reporting Company we are not required to provide the information required by this Item.

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

As a fully reporting company under the Exchange Act we are obligated to provide our shareholders with audited annual reports on Form 10-K and unaudited reviewed quarterly statements on Form 10-Q. As soon as our website is operating we intend to make all reports filed by us available at www.goldstartutors.net; as well as on the SEC's website (www.sec.gov); and such reports will be available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The

public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.

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

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Item 9B.

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

Item 11.

Executive Compensation.

During this Report period we did not pay any compensation to either of our executive officers.

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

31.02

Certification of the Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of the Treasurer pursuant to 18 U.S.C. Section 1350, as pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

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