Form 10-K/A
period 2008-12-31
Gold Star Tutoring Services, Inc.
filed 2009-10-05
CIK 1431528

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

DOCUMENTS INCORPORATED BY REFERENCE:  N/A

Gold Star Tutoring Services, INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A-2 (the “Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial Items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

In this Annual Report on Form 10-K/A-2 the words “Company,” “the Company,” “us”, “we” and “our” refer to Gold Star Tutoring Services, Inc., a Florida corporation, unless the context requires otherwise. References herein to the “Securities Act” shall mean the “Securities Act of 1933, as amended”; references herein to the “Exchange Act” shall mean the “Securities Exchange Act of 1934, as amended”. References herein to the
”SEC” or the ”Commission” shall mean the Securities and Exchange Commission.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

Item 9A.

Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the fiscal period ending on December 31, 2008 as covered by this Annual Report on Form 10-K/A-2, were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during the aforesaid fiscal period covered by this Annual Report on Form 10-K/A-2 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Part IV

Item 15.

Exhibits, Financial Statement Schedules.

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

.

GOLD STAR TUTORING SERVICES, INC.

Date: October 5, 2009	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE
/s/ Mindy Kline	Chief Executive Officer	October 5, 2009
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	October 5, 2009
Robert M. Kline	Principal Accounting and Chief Financial Officer

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