Form 10-Q
period 2009-09-30
Gold Star Tutoring Services, Inc.
filed 2009-11-16
CIK 1431528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2009

.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-53158

GOLD STAR TUTORING SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-1559146 (I.R.S. Employer Identification No.)

4111 NW 28th Way, Boca Raton, Florida (Address of principal executive offices)	33434 (Zip Code)

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

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	12,100,000 as of October 15, 2009

DOCUMENTS INCORPORATED BY REFERENCE: none

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

Part I - Financial Information
Page
ITEM 1. Financial Statements.

Balance Sheets, as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	F-1

Statements of Operations for the Three and Nine months ended September 30, 2009 and 2008; and for the period from December 10, 2007 (inception) to September 30, 2009 (Unaudited)	F-2

Statement of Changes in Stockholders’ (Deficit) Equity for the period from December 10, 2007 (inception) to September 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Nine months ended September 30, 2009 and 2008, and for the period from December 10, 2007 (inception) to September 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-9

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,519	$19,758
TOTAL CURRENT ASSETS	$1,519	$19,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$3,625	$10,000
TOTAL CURRENT LIABILITIES	3,625	10,000

Stockholders’ (Deficit) Equity:
Preferred Stock -Series I, Convertible -$0.001 par value; Authorized 3,000,000 Shares; no shares issued and outstanding;	--	--
Preferred Stock - undesignated, No par value; Authorized 2,000,000 Shares; no shares issued and outstanding;	--	--
Common Stock, $0.001 par value; Authorized 60,000,000 Shares; issued and outstanding 12,100,000 and 2,400,000 shares, respectively	12,100	2,400
Additional Paid-In Capital	51,650	44,550
Deficit Accumulated During Development Stage	(65,856)	(37,192)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,106)	9,758
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,519	$19,758

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative Period From December 10, 2007 (inception) To September 30, 2009

Revenues	$410	$1,870	$2,285	$2,720	$8,190

Expenses:
Professional Fees	2,500	2,000	7,500	14,000	40,200
Rent	1,650	900	4,950	1,800	12,450
Utilities	450	300	1,350	500	3,350
Public stock costs	532	235	2,872	235	4,966
Document Preparation	2,250	2,500	2,885	2,500	7,885
Other Expenses	1,039	1,610	1,792	5,071	5,195

Total Expenses	8,421	7,545	21,349	24,106	74,046

Net Loss	$(8,011)	$(5,675)	$(19,064)	$(21,386)	$(65,856)

Net Loss Per Share - basic and diluted	$(0.00067)	$(0.00023)	$(0.00275)	$(0.0089)	$--

Weighted average number of shares outstanding, basic and diluted	12,033,211	2,400,000	6,922,418	2,400,000	--

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 10, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009

(Unaudited)

	Stock				Additional	Deficit Accumulated During	Total
	Preferred		Common		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit) Equity
Common Stock issued for Services at $0.001 per share	--	$--	1,800,000	$1,800	$--	$--	$1,800
Common Stock sold for Cash at prices from $0.001 to $0.10 per share	--	--	565,000	565	44,550	--	45,115
Common Stock gifted for future trading at $0.001 per share	--	--	35,000	35	--	--	35
Net loss	--	--	--	--	--	(1,835)	(1,835)
Balance - December 31, 2007	--	--	2,400,000	2,400	44,550	(1,835)	45,115
Net Loss	--	--	--	--	--	(35,357)	(35,357)
Balance - December 31, 2008	--	--	2,400,000	2,400	44,550	(37,192)	9,758

Issuance of Stock for Stock Dividend May 29, 2009	--	--	9,600,000	9,600	--	(9,600)	--

Capital cash contribution - June 23, 2009	--	--	--	--	2,200	--	2,200

Common Stock sold for Cash at $0.05 per share	--	--	100,000	100	4,900	--	5,000

Net Loss for the nine months ending September 30, 2009	--	--	--	--	--	(19,064)	(19,064)

Balance - September 30, 2009	--	$--	12,100,000	$12,100	$51,650	$(65,856)	$(2,106)

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative For the period December 10, 2007 (inception) To September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,064)	$(21,386)	$(65,856)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for consulting and promotion expenses	--	--	1,835
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,375)	2,735	3,625

Net Cash used in operating activities	(25,439)	(18,651)	(60,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock	5,000	--	59,715
Capital Contributed by control shareholder	2,200	--	2,200

Net cash provided by financing activities	7,200	--	61,915

Net (decrease) increase in cash	(18,239)	(18,651)	1,519

Cash, beginning of period	19,758	45,115	--

Cash, end of period	$1,519	$26,464	$1,519

The accompanying notes are an integral part of these financial statements.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 - (UNAUDITED)

Note 1 – Basis of Presentation

Organization.

Gold Star Tutoring Services, Inc. ("we", "us" or "our company") was incorporated in the State of Florida on December 10, 2007 primarily to engage in providing a wide range of tutoring services to underachieving students in the South Florida counties of Palm Beach, Broward and Miami-Dade.

Nature of Operations.

.

During the three months ending September 30, 2009 the Company provided minimal tutoring services by our President. We continue to seek either private or public financing to pursue our business plan - taking into account the current economic conditions. From our inception we have otherwise had limited operations including our initial share issuances, pre-incorporation planning, sale of shares to investors, the filing on April 8, 2008 with the SEC of our Exchange Act registration on Form 10-12g, and the filing of our initial registration under the Securities Act on form S-1 on November 6, 2008 - which registration was declared effective by the SEC as of November 20, 2008. The Company did not and will not receive any proceeds from the sale of shares by Selling Shareholders, when, as and if they sell any of their registered shares. As a reporting company with nominal assets and minimal business operations we are classified as a “shell” company under Exchange Act §12b-2. Until such time as we satisfy the conditions imposed under Rule 144(i)(2) our shareholders who own unregistered shares, or who may purchase unregistered shares in the future, shall not be eligible to use the exemption from registration provided by Rule 144. There is no assurance that the Company will ever be able to satisfy the Rule 144 conditions.

Development Stage Company

The Company is a development stage company as defined by FASB ASC 915 Development Stage Entities. The Company is devoting substantially all of its present efforts to establishing a viable business. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

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

The Company raised its initial working capital through the sale of Common shares to four individuals, in non-public transactions pursuant to Sections 4(2) of the Securities Act of 1933, as amended. Management’s efforts to raise additional working capital through an initial public offering have been dampened by the severe negative general economic conditions. We continue to evaluate our ability to seek additional private funding, through equity and or debt financing.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

Note 1 – Basis of Presentation (continued)

Interim Financial Statements.

The unaudited interim financial statements as of September 30, 2009, for the nine months and the three months ended September 30, 2009 and the cumulative period from December 10, 2007 (inception) to September 30, 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 and for the period from December 10, 2007 (inception) to December 31, 2007 as disclosed in the Company’s revised Annual Report on Form 10-K/A-2, as filed with the SEC on October 5, 2009. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The Company adopted FASB ASC 740-10 as of January 1, 2008, as required, and determined that the adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position and results of operations.

 GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

Note 1 – Basis of Presentation (continued)

Cash:  Concentration of Credit Risk

We maintain our cash in a bank deposit account, which is federally insured.

Net Loss Per Share

The Company follows FASB ASC 260, Earnings per Share, in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at September 30, 2009 or 2008.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, including cash and accounts payable, approximate their fair value because of their relatively short maturities.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10. Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC 855-10 for the quarter ending September 30, 2009. Adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105 the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Note 2. - Provision For Income Taxes

FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

Note 2. - Provision For Income Taxes (continued)

utilization. The net operating loss carryforwards of approximately $65,000 as of September 30, 2009 will expire on various dates in 2029. The Company is taxable as a C Corporation under the Internal Revenue Service Code. Significant components of the Company’s deferred tax assets and liabilities for federal and state tax purposes are as follows:

September 30, 2009
Total deferred tax asset	$24,000
Valuation allowance	(24,000)
Net deferred tax asset	$-0-

Note 3 - Stockholders’ Equity.

On May 29, 2009 the Board of Directors declared a 400% stock dividend payable to shareholders of record on that date. This action increased the issued and outstanding shares from 2,400,000 shares to a total of 12,000,000, effective immediately.

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

In July 2009 the Company sold 100,000 unregistered common shares for the sum of $5,000 to a private investor. The shares cannot be resold in the public market until such time as they are the subject of an effective SEC Registration Statement, or the Company has ceased being a §12b-2 “shell” company under the provisions of Rule 144.

Note 4 - Related Party Transactions.

The Company operates from the residence of its controlling shareholders. There was no compensation paid to officers of the Company during the period covered by these financial statements. Effective as of May 1, 2008, the Board of Directors approved a Resolution to pay to the principal shareholders and officers a monthly rent of $550 plus $150 for utilities and use of computer equipment, in consideration of the use of their residence for operations of the Company, including providing facilities for use, as required, in rendering tutoring services to clients. This arrangement is subject to cancellation without notice or penalty. Currently Mindy Kline, our President provides all of the tutoring services rendered by the Company, in exchange for expense reimbursement. We anticipate that at some point in time, she will receive monetary compensation for her future services when rendered, as the Board of Directors shall determine.

GOLD STAR TUTORING SERVICES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results Operations.

Gold Star Tutoring Services, Inc., (“Gold Star”, "GST", "We", "Our" or “the Company") was organized under the laws of the State of Florida on December 10, 2007; and is presently a developmental stage enterprise with minimal operating history.

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

2.

Maintain our 12g “reporting” status in an effort to create a trading market for our shares – in order to enhance our ability to raise working capital funding, and to attract and retain qualified tutors and other employees;

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

14

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent accounting pronouncements – We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

As a fully reporting company under the Exchange Act we are obligated to provide our shareholders with audited annual reports on Form 10-K and unaudited reviewed quarterly statements on Form 10-Q. As soon as our website is operating we intend to make all reports filed by us available; they are currently available  on the SEC's website (www.sec.gov); and such reports will be available at the SEC's Public Reference Room at 100 F Street, NE Washington, DC 20549. The public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.

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

15

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are no legal proceedings pending by or against us; nor do we know of any contemplated actions.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During July 2009 we sold to one investor, a total of 100,000 Unregistered common shares for the per share price of $0.05. These shares may not be resold or transferred under Rule 144 at the present time because of the prohibition placed on §12b-2 “shell” companies by Rule 144 (as currently in effect). Therefore Rule 144 is not available for use by the shareholders of Gold Star.

Item 3.

Defaults Upon Senior Securities.

We have no outstanding senior securities and therefore have no such securities in default.

Item 4.

Submission of Matters to a Vote of Security Holders.

In lieu of holding the Annual Meeting (in order to conserve corporate funds) as of August 12, 2009 the holders of 9,500,000 shares, representing approximately 79% of the shares entitled to vote, executed a written consent pursuant to Florida Statutes. By this consent, Mindy Kline and Robert Kline were reappointed to serve as the Directors of the Company. The consent also approved the appointment of the auditing firm of Mallah Furman (successor to Berkovits & Co.) to conduct the annual audit of our Financial Statements for the fiscal year ending December 31, 2009 as well as to review our quarterly Form 10-Q financial statements through September 30, 2010.

We have filed an SEC Form 14C Information Statement reporting this corporate action and the actions which were authorized shall not take effect until at least 20 days have elapsed from the distribution to shareholders of the Form 14C – Information Statement.

Item 5.

Other Information.

We became a fully reporting company under the Securities Exchange Act in June 2008, pursuant to our voluntarily filing of SEC Form 10-12g in April 2008. Thereby obligating the Company to timely file quarterly on Form 10-Q and annual reports on Form 10-K.  In July, 2009, Glendale Securities, Inc. of Sherman Oaks, California began making a market in our Common shares, initiating trading on the OTC Bulletin Board under the symbol GSTZ.

In June 2009 the Board accepted the capital contribution of the cash sum of $2,200 from our corporate Secretary, director and control shareholder. No additional shares have been granted or made issuable as a result of this transaction. Further, to help the Company obtain working capital, the Board contemporaneously approved the sale of up to 2,000,000 shares of authorized but unissued common shares, at a price to be determined.

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

16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Gold Star Tutoring Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD STAR TUTORING SERVICES, INC.

Date: November 12, 2009	By:	/s/ Mindy Kline
Mindy Kline
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gold Star Tutoring Services, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Mindy Kline	Chief Executive Officer	November 12, 2009
Mindy Kline	President

/s/ Robert M. Kline	Secretary and Treasurer	November 12, 2009
Robert M. Kline	Principal Accounting and Chief Financial Officer

17